Form 10-K/A
period 2000-12-31
BEAR STEARNS ASSET BACKED SEC INC ASSET BACK CERT SER 2000-2
filed 2002-07-11
CIK 1129020

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-43091-08
`
           Bear Stearns Asset-Backed Securities, Inc.
           Asset Backed Certificates
           Series  2000-2
        (Exact name of registrant as specified in its charter)



New York                           52-2267473
                                   52-2267474
                                   52-2267475
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland                            21045
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

     Yes   X          No ___


This Amendment No.1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 19, 2001, on behalf of Bear Stearns Asset Backed Securities, Inc. Series 2000-2 established pursuant to the Pooling and Servicing Agreement among Bear Stearns Asset Backed Securities Inc. as Depositor, EMC Mortgage Corp. as Seller and Master Servicer, and Wells Fargo Bank Minnesota, National Association, as Trustee, pursuant to which the Bear Stearns Asset Backed Securities Series 2000-2 registered under the Securities Act of 1933 (the "Certificates") were issued.

Item 14 of the original Form 10K is amended in its entirety to read as follows:

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual   Independent    Accountants'    Servicing   Reports
                     concerning servicing activities for the year ended December 31, 2000.

                     a) EMC Mortgage Corp. <F1>

              (99.2) Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 2000.

                     a) EMC Mortgage Corp. <F1>

              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 2000.

                     a) EMC Mortgage Corp. <F3>

              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificate Holders. <F2>

             (b) On November 29, 2000, a report on Form 8-K was filed in in order to provide the Pooling and Servicing Agreement for the Certificates.

                    On December 27, 2000, a report on Form 8-K was filied by the Company in order to provide the statements for the monthly distributions to holders of the Certificates.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed herewith since document was not received by the reporting person.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Bear Stearns Asset Backed Securities Inc.
Asset Backed Certificates
Series  2000-2

Signed:   Wells Fargo Bank Minnesota, N.A., as Trustee

By:   Beth Belfield, Assistant Vice President
By:  /s/  Beth Belfield, Assistant Vice President

Dated:  June 25, 2002


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

                     a) EMC Mortgage Corp.   <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

                     a)  EMC Mortgage Corp. <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

                     a)  EMC Mortgage Corp. <F3>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed herewith since document was not received by the reporting person.


   EX-99.1 (a)
   Annual Independant Accountant's Servicing Report



    Deloitte & Touche LLP
    Suite 1600
    Chase Tower
    2200 Ross Avenue
    Dallas,Texas 75201-6778

    Tel: (214) 777-7000
    www.us.deloitte.com


    Deloitte   (logo)
    &Touche




    INDEPENDENT ACCOUNTANTS' REPORT



    To the Board of Directors and Stockholder of EMC Mortgage Corporation:

    We have examined the accompanying management assertion that EMC
    Mortgage Corporation (the "Company") (a wholly owned subsidiary of The
    Bear Stearns Companies Inc.) complied with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the seventeen months ended November 30, 2000. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

    Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

    In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the seventeen months ended November 30, 2000, is fairly stated, in all material respects.



    January 5, 2001




   EX-99.2 (a)
   Report of Management



EMC
MORTGAGE
CORPORATION  (logo)

MANAGEMENT ASSERTION

January 5, 2001

As of and for the seventeen months ended November 30, 2000, EMC Mortgage Corporation (the "Company") (a wholly owned subsidiary of The Bear Stearns Companies, Inc.), has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of November 30, 2000 and for the seventeen months then ended, the Company had in effect a fidelity bond in the amount of $200,000,000, and errors and omissions liability coverage in the amount of $5,000,000 on any one mortgage.

Ralene Ruyle
Executive Vice President






Two MacArthur Ridge, 909 Hidden Ridge Drive, Suite 200, Irving, Texas 75038 MAILING ADDRESS: P.O. Box 141358, Irving, Texas 75014-1358